Form 10-Q
period 1995-03-31
CYCARE SYSTEMS INC
filed 1995-05-08
CIK 354888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 1995

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Transition Period from                  to
                                      -----------------    -----------------

                          Commission file number 1-9815


                              CYCARE SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                          91-0842322
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


Suite 1000, 7001 North Scottsdale Road, Scottsdale, Arizona        85253
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
including area code................................(602) 596-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   .      No      .
                                       -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 24, 1995, 5,012,013 shares of common stock were outstanding, net of 1,085,944 shares of treasury stock.




                                      INDEX

                              CYCARE SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION                                                                             PAGE NO.
- ------------------------------                                                                             --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
         March 31, 1995 and December 31, 1994.                                                               3

         Condensed Consolidated Income Statements -
         Three months ended March 31, 1995 and 1994.                                                         4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1995 and 1994.                                                         5

         Notes to Condensed Consolidated Financial Statements -
         March 31, 1995.                                                                                     6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                                                    7 - 8


PART II.  OTHER INFORMATION
- ----------------------------


Item 6. Reports on Form 8-K.
        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.


SIGNATURES                                                                                                  8
- ----------



                                     PART I

                              FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                      (In thousands, except per share data)



                                                                                                   Unaudited
                                                                                                     1995                     1994
                                                                                                  ---------                --------
Cash and cash equivalents ..........................................................             $   13,241              $   13,760
Accounts receivable, net ...........................................................                  5,901                   4,184
Unbilled work at estimated realizable value ........................................                  1,904                   1,868
Supply and equipment inventories ...................................................                    815                     723
Prepaid and other assets ...........................................................                  3,413                   3,223
                                                                                                 ----------              ----------
         Total Current Assets ......................................................                 25,274                  23,758

Property and equipment at cost, net ................................................                  9,893                   9,778
Software products, net .............................................................                  9,760                   9,353
Goodwill, net ......................................................................                    540                     545
Other intangibles, net .............................................................                    230                     252
Other assets .......................................................................                    310                     296
                                                                                                 ----------              ----------
         Total Assets ..............................................................             $   46,007              $   43,982
                                                                                                 ==========              ==========

Current portion of long-term debt ..................................................             $    1,336              $    1,546
Accounts payable ...................................................................                  1,845                   1,989
Accrued expenses ...................................................................                  2,499                   2,753
Accrued payroll ....................................................................                  1,667                   1,208
Client deposits and unearned income ................................................                    864                   1,225
Current and deferred income taxes ..................................................                     63                     137
                                                                                                 ----------              ----------
         Total Current Liabilities .................................................                  8,274                   8,858
                                                                                                 ----------              ----------
Long-term debt, less current portion ...............................................                  3,821                   4,153
                                                                                                 ----------              ----------
Other long-term liabilities ........................................................                  2,629                   2,671
                                                                                                 ----------              ----------
Deferred income taxes ..............................................................                  2,918                   3,077
                                                                                                 ----------              ----------
Shareholders' equity:
Common stock .......................................................................                     61                      61
Capital in excess of par value .....................................................                 30,367                  29,505
Retained earnings ..................................................................                  7,284                   7,114
Less treasury stock ................................................................                 (9,347)                (11,457)
                                                                                                 ----------              ----------
         Total Shareholders' Equity ................................................                 28,365                  25,223
                                                                                                 ----------              ----------
         Total Liabilities and Shareholders' Equity ................................             $   46,007              $   43,982
                                                                                                 ==========              ==========

Book value per share ...............................................................             $     5.67              $     5.24

Common shares outstanding excluding treasury shares of
1,095,944 at March 31, 1995 and 1,280,569 at
December 31, 1994  .................................................................                  5,002                   4,817


See notes to condensed consolidated financial statements.




                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   Three Months Ended March 31, 1995 and 1994
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                                     1995                      1994
                                                                                                   -------                   -------

Revenues:
   Services ......................................................................                  $12,048                  $10,737
   Systems sales .................................................................                    3,361                    1,922
   Interest and dividends ........................................................                      195                      129
   Other income ..................................................................                      157                      208
                                                                                                    -------                  -------
                                                                                                     15,761                   12,996
                                                                                                    -------                  -------

Costs and Expenses:
   Cost of services ..............................................................                    4,597                    4,085
   Cost of systems sold ..........................................................                    2,376                    1,455
   Software product amortization .................................................                      582                      518
   Research and development ......................................................                    1,187                      927
   Selling and administrative ....................................................                    5,248                    4,831
   Interest ......................................................................                      123                      132
                                                                                                    -------                  -------
                                                                                                     14,113                   11,948
                                                                                                    -------                  -------

Income before income taxes .......................................................                    1,648                    1,048
Income taxes .....................................................................                      635                      440
                                                                                                    -------                  -------

         Net Income ..............................................................                  $ 1,013                  $   608
                                                                                                    =======                  =======

         Earnings per share ......................................................                  $   .20                  $   .12
                                                                                                    =======                  =======

Common and common equivalent shares used
in the calculation of net income per share .......................................                    5,094                    4,956


See notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1995 and 1994
                                 (In thousands)
                                   (Unaudited)



                                                                                                        1995                  1994
                                                                                                     ---------             ---------
Operating activities
  Net income .........................................................................             $   1,013              $     608
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of goodwill and intangibles ........................................                    27                     19
     Depreciation and amortization ...................................................                   416                    460
     Software product amortization ...................................................                   582                    518
     Provision for losses on accounts receivable .....................................                   103                    234
     Provision for deferred income taxes .............................................                   207                    447
     Loss on sale or retirement of equipment .........................................                     1                      3
     Changes in operating assets and liabilities:
        Increase in accounts receivable
           and unbilled work .........................................................                (1,856)                (1,105)
        (Increase) decrease in other assets ..........................................                  (299)                 1,461
        Increase (decrease) in accounts payable and
           accrued expenses ..........................................................                  (298)                   908
        Decrease in contract reserve .................................................                     0                    (25)
        Increase (decrease) in current income taxes ..................................                   453                 (2,127)
        Increase (decrease) in other long-term liabilities ...........................                   (42)                    15
                                                                                                   ---------              ---------
             Net cash provided by operating activities ...............................                   307                  1,416

Investing activities
   Purchase of property and equipment ................................................                  (531)                  (416)
   Proceeds from sale of equipment ...................................................                     0                     15
   Capitalized software products .....................................................                  (989)                  (709)
                                                                                                   ---------              ---------
          Net cash used in investing activities ......................................                (1,520)                (1,110)


Financing activities
   Proceeds from revolving line of credit
      and long-term borrowings .......................................................                     0                  4,100
   Principal payments on revolving line of credit,
      long-term borrowings and capital lease obligations .............................                  (542)                (4,408)
   Translation adjustment ............................................................                   (28)                    (3)
   Net proceeds from sale of common stock, warrants, options
      and treasury stock .............................................................                 1,412                    340
   Purchase of treasury stock ........................................................                  (148)                (5,727)
                                                                                                   ---------              ---------
          Net cash provided by (used in) financing activities ........................                   694                 (5,698)

          Decrease in cash and cash equivalents ......................................                  (519)                (5,392)

Cash and cash equivalents at beginning of period .....................................                13,760                 18,245
                                                                                                   ---------              ---------
Cash and cash equivalents at end of period ...........................................             $  13,241              $  12,853
                                                                                                   =========              =========



CYCARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1995


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The Company's first quarter 1995 net income was $1,013,000 an increase of $405,000 or 67% as compared to first quarter 1994. First quarter 1995 revenues were $15,761,000, an increase of 21% over first quarter 1994. The Company has seen continuing market acceptance of its CS3000 product for larger physician groups and for SpectraMED, its Windows(R)-based system for smaller physician groups. Additionally, CyData, the Company's wholly owned subsidiary, has been steadily adding to its claims and medical statement processing volumes.

Systems revenues for first quarter 1995 were $3,361,000, an increase of $1,439,000, or 75% from first quarter 1994. Systems margins were 29% in first quarter 1995 versus 24% for first quarter 1994. The improvement in revenues and margins is primarily the result of increased shipments of the CS3000, both to new and existing clients.

Services revenues increased 12% to $12,048,000 during first quarter 1995 as compared to $10,737,000 for first quarter 1994. Services margins remained constant at 62%. CyData saw its year over year revenues rise $747,000 due to increased claims and medical statement processing. The remainder of the services revenue increase was attributable to added license renewal fees and support services related to CS3000 contracts signed during 1994 that went on-line in fourth quarter 1994 and first quarter 1995.

Software product amortization was $582,000 in first quarter 1995, an increase of 12% over first quarter 1994. The increase is primarily due to new releases of the CS3000 and SpectraMED products, which are continually being enhanced to meet the latest health care reporting requirements.

Net research and development increased $260,000, or 28% to $1,187,000 in first quarter 1995 versus $927,000 in first quarter 1994, with a comparable increase in gross research and development during this same period. In addition to enhancements to the CS3000 and SpectraMED, the Company continues to develop its electronic medical records and enterprise scheduling products that are scheduled for release during 1995.

Selling and administrative expenses were $5,248,000 during first quarter 1995, an increase of $417,000, or 9% over first quarter 1994. This increase is primarily due to added sales personnel and incentive compensation related to increased systems sales. The 21% increase in revenues year over year with only a 9% increase in selling and administrative expenses during the comparable period resulted in selling and administrative expenses running at 33% of revenue in first quarter 1995 versus 37% in first quarter 1994.

First quarter 1995 interest expense decreased $9,000, or 7% from first quarter 1994. The Company's reduction in average debt outstanding was offset by higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES:

Significant items affecting cash flow in 1995 were as follows: cash provided from operations was $307,000, capitalization of software products was $989,000; and, principal payments on long term debt were $542,000. Cash and cash equivalents as of March 31, 1995 were $13,241,000.

The Company has no material commitments for capital expenditures.

The Company has a $3,500,000 line of credit with a financial institution. The entire line is available as of March 31, 1995.

The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its common stock at prevailing market rates. To date the Company has purchased 1,342,700 shares at an average price of $8.79. This includes 10,000 shares purchased, at an average price of $14.81 per share, during the first quarter of 1995.

The Company anticipates that funds generated from operations and the Company's remaining funds will be sufficient to meet working capital requirements, debt obligations and finance any capital additions.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



- --------------------------------------------------------------------------------



Date          May 5, 1995                          Mark R. Schonau
         ----------------------                  -------------------------------
                                                   Mark R. Schonau
                                                   Chief Financial Officer
                                                   Secretary and Treasurer