Form 10-Q
period 1995-06-30
CYCARE SYSTEMS INC
filed 1995-08-14
CIK 354888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: JUNE 30, 1995

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Transition Period from                 to
                                       ---------------    --------------

                          Commission file number 1-9815


                              CYCARE SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                     91-0842322
-----------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


Suite 1000, 7001 North Scottsdale Road, Scottsdale, Arizona   85253
---------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code................................(602) 596-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X        No
                                      -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 9, 1995, 5,078,638 shares of common stock were outstanding, net of 1,019,319 shares of treasury stock.




                                      INDEX

                              CYCARE SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994.                              3

         Condensed  Consolidated Income Statements
         Three months ended June 30, 1995 and 1994;
         Six months ended June 30, 1995 and 1994.                          4

         Condensed Consolidated Statements of
         Cash Flows - Six months ended June 30,
         1995 and 1994.                                                    5

         Notes to Condensed Consolidated Financial
         Statements - June 30, 1995.                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                  7 - 8


PART II. OTHER INFORMATION
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.              9


Item 6.  Exhibits and Reports on Form 8-K.                                 9


SIGNATURE                                                                 10
----------




                                     PART I

                              FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                      (In thousands, except per share data)


                                                Unaudited
                                                   1995                  1994
                                                ---------              --------
Cash and cash equivalents                        $ 13,703              $ 13,760
Accounts receivable, net                            6,048                 4,184
Unbilled work at estimated realizable value         1,980                 1,868
Supply and equipment inventories                      820                   723
Prepaid and other assets                            3,838                 3,223
                                                 --------              --------
         Total Current Assets                      26,389                23,758

Property and equipment at cost, net                 9,822                 9,778
Software products, net                             10,049                 9,353
Goodwill, net                                         536                   545
Other intangibles, net                                208                   252
Other assets                                          342                   296
                                                 --------              --------
         Total Assets                            $ 47,346              $ 43,982
                                                 ========              ========

Current portion of long-term debt                $  1,322              $  1,546
Accounts payable                                    1,919                 1,989
Accrued expenses                                    2,946                 2,753
Accrued payroll                                     1,378                 1,208
Client deposits and unearned income                   761                 1,225
Current and deferred income taxes                     180                   137
                                                 --------              --------
         Total Current Liabilities                  8,506                 8,858
                                                 --------              --------
Long-term debt, less current portion                3,493                 4,153
                                                 --------              --------
Other long-term liabilities                         2,013                 2,671
                                                 --------              --------
Deferred income taxes                               2,954                 3,077
                                                 --------              --------
Shareholders' equity:
Common stock                                           61                    61
Capital in excess of par value                     30,845                29,505
Retained earnings                                   8,288                 7,114
Less treasury stock                                (8,814)              (11,457)
                                                 --------              --------
         Total Shareholders' Equity                30,380                25,223
                                                 --------             --------
         Total Liabilities and
         Shareholders' Equity                    $ 47,346              $ 43,982
                                                 ========              ========

Book value per share                                $5.99                 $5.24

Common shares outstanding excluding treasury
shares of 1,029,569 at June 30, 1995 and
1,280,569 at December 31, 1994.                     5,068                 4,817


See notes to condensed consolidated financial statements.




                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      Periods Ended June 30, 1995 and 1994
                     (In thousands, except per share data)
                                   (Unaudited)


                                              Three Months         Six Months
                                             1995      1994      1995     1994
                                           -------   -------   -------   -------
Revenues:
   Services                                $12,325   $10,825   $24,373   $21,563
   Systems sales                             3,763     2,090     7,124     4,012
   Interest and dividends                      208        51       403       180
   Other income                                167       197       324       404
                                           -------   -------   -------   -------
                                            16,463    13,163    32,224    26,159
                                           -------   -------   -------   -------

Costs and Expenses:
   Cost of services                          4,621     3,971     9,218     8,056
   Cost of systems sold                      2,565     1,473     4,941     2,928
   Software product amortization               570       511     1,152     1,029
   Research and development                  1,095     1,048     2,282     1,976
   Selling and administrative                5,739     4,982    10,987     9,813
   Interest                                    119        43       242       174
                                           -------   -------   -------   -------
                                            14,709    12,028    28,822    23,976
                                           -------   -------   -------   -------

Income before income taxes                   1,754     1,135     3,402     2,183
Income taxes                                   641       455     1,276       895
                                           -------   -------   -------   -------

         Net Income                        $ 1,113   $   680   $ 2,126   $ 1,288
                                           =======   =======   =======   =======

         Earnings per share                $   .21   $   .14   $   .41   $   .26
                                           =======   =======   =======   =======

Common and common equivalent
shares used in the calculation
of net income per share                      5,205     4,829     5,158     4,892



See notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1995 and 1994
                                 (In thousands)
                                   (Unaudited)


                                                           1995          1994
                                                         --------      --------
Operating activities
  Net income                                            $  2,126       $  1,288
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of goodwill and intangibles                 53             38
     Depreciation and amortization                           839            907
     Software product amortization                         1,152          1,029
     Provision for losses on accounts receivable             200            337
     Provision for deferred income taxes                      63            614
     Loss on sale or retirement of equipment                   3              4
     Changes in operating assets and liabilities:
        Increase in accounts receivable
           and unbilled work                              (2,177)          (973)
        (Increase) decrease in other assets                 (760)         1,772
        Increase (decrease) in accounts payable and
           accrued expenses                                 (167)           990
        Decrease in contract reserve                           0            (25)
        Increase (decrease) in current income taxes        1,234         (2,242)
        Increase (decrease) in other
           long-term liabilities                            (658)           230
                                                         -------       --------
             Net cash provided by operating activities     1,908          3,969

Investing activities
   Purchase of property and equipment                       (891)          (764)
   Proceeds from sale of equipment                             3             99
   Capitalized software products                          (1,848)        (1,441)
                                                         -------       --------
          Net cash used in investing activities           (2,736)        (2,106)


Financing activities
   Proceeds from revolving line of credit
      and long-term borrowings                                 0          4,100
   Principal payments on revolving line of credit,
      long-term borrowings and capital lease obligations    (884)        (4,755)
   Translation adjustment                                    (28)            (2)
   Net proceeds from sale of common stock, warrants,
      options and treasury stock                           1,831            613
   Purchase of treasury stock                               (148)        (6,055)
                                                        --------       --------
          Net cash provided by (used in) financing
          activities                                         771         (6,099)

          Decrease in cash and cash equivalents              (57)        (4,236)

Cash and cash equivalents at beginning of period          13,760         18,245
                                                        --------       --------
Cash and cash equivalents at end of period              $ 13,703       $ 14,009
                                                        ========       ========





CYCARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1995


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The Company's net income increased 64% to $1,113,000 in the second quarter of 1995 as compared to $680,000 for the same period in 1994. A similar increase of 65% was reported on a year to date basis, with net income for the first six months of 1995 totaling $2,126,000 versus $1,288,000 for the corresponding period in 1994. Consolidation in the health care industry is increasing the need for information systems to manage rapidly growing medical groups and to connect newly formed integrated delivery networks. This consolidation has increased demand for the Company's CS3000 and SpectraMED products and for its electronic data interchange (EDI) services.

Systems revenue for second quarter 1995 increased $1,673,000, or 80%, to $3,763,000 versus $2,090,000 in second quarter 1994. For the first half of 1995, systems revenue was $7,124,000 as compared to $4,012,000 for the same period in 1994, an increase of $3,112,000 or 78%. Second quarter systems margins were 32% and 30% for 1995 and 1994, respectively, while year to date systems margins were 31% in 1995 and 27% in 1994. Revenues have increased over prior year levels due to sales of the CS3000 system to large medical groups and physician networks. During the introductory stage of the CS3000 in the first half of 1994, margins were effected due to a higher percentage of sales that represented systems upgrades for existing clients. In 1995, systems margins have improved due to an increase in new client sales that typically have higher margins than client upgrades.

Services revenue was $12,325,000 in second quarter 1995, an increase of $1,500,000, or 14% over the comparable period in 1994. Year to date services revenue was $24,373,000 in 1995 as compared to $21,563,000 in 1994, an increase of $2,810,000 or 13%. Services margins for both the quarter and year to date periods remained consistent at approximately 63%. The Company continues to see strong growth in its monthly licenses fees, EDI services and medical statement processing. Additionally, the increase in systems sales has generated services revenue gains in the areas of conversions, installations and network integration. The Company has been notified by one of its largest medical statement processing clients that they will be reducing the number of statements processed by CyData, the Company's wholly owned subsidiary. Any services revenue growth in the second half of 1995 could be offset by the gradual reduction of processing services for this client.

Both second quarter and year to date software amortization expense increased 12% over prior year levels. Software product amortization was $570,000 in second quarter 1995 as compared to $511,000 in the same period in 1994, and $1,152,000 million and $1,029,000 million for the six month periods in 1995 and 1994, respectively. These increases are primarily due to additional releases of the Company's CS3000 and SpectraMED products.

Net research and development expense was consistent from second quarter 1995 to second quarter 1994, while on a year to date basis, net research and development expenditures increased to $2,282,000 in 1995 versus $1,976,000 in 1994. Second quarter gross research and development was $1,954,000 in 1995 and $1,780,000 in 1994, an increase of 10%. Year to date gross research and development was $4,130,000 in 1995 and $3,417,000 in 1994, an increase of 21%. The Company continues to enhance its CS3000 and SpectraMED products and to add EDI processing capabilities. New products under development include electronic medical records and enterprise scheduling.

Selling and administrative expenses during the second quarter of 1995 were $5,739,000 as compared to $4,982,000 in 1994, an increase of $757,000, or 15%.
For the six month period, selling and administrative costs increased $1,174,000, or 12%, to $10,987,000 in 1995 versus $9,813,000 in 1994. The Company has hired additional sales and marketing personnel to handle the increased demand for the Company's products and services. As a percentage of revenue, selling and administrative costs were 35% and 34% for the second quarter and year to date periods in 1995 as compared to 38% for the corresponding periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES.

Significant items affecting cash flow in 1995 were as follows: cash provided from operations was $1,908,000, capitalization of software products was $1,848,000, proceeds from stock option exercises were $1,831,000 and principal payments on long term debt were $884,000. The Company's cash and cash equivalents as of June 30, 1995 were $13,703,000.

The Company has not committed to any material capital expenditures.

The Company has a $3,500,000 line of credit with a financial institution. The entire line is available as of June 30, 1995.

The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its common stock at prevailing market rates. To-date the Company has purchased 1,342,700 shares at an average price of $8.79. This includes 10,000 shares purchased, at an average price of $14.81 per share, during the first half of 1995.

The Company anticipates that funds generated from operations and the Company's remaining cash and cash equivalents will be sufficient to meet its working capital requirements, debt obligations and to finance any capital expenditures.





                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Shareholder's Meeting held on May 16, 1995, the shareholders elected by a vote of 4,121,490 for and 100 against to elect A. Theodore Engkvist for an additional term on the Company's Board of Directors. The following directors continued their term of office after the meeting: Jim H. Houtz, Richard J. Burgmeier, Frank H. Bertsch and James L. Schamadan, M.D.

         The following  proposals  were also  approved at the  Company's  Annual
         Meeting:

                                                 Votes        Votes       Votes
                                                  For        Against    Withheld
                                               ---------    ---------   --------
         1.   To amend and restate in its
              entirety the CyCare Systems,
              Inc. Stock Option Plan and
              to increase the number of
              shares of stock available
              for awards by 300,000            2,440,653    1,047,731     13,068

         2.   To amend the CyCare Systems,
              Inc. Employee Stock Purchase
              Plan, increasing the number of
              shares of stock available for
              issuance by 300,000              3,335,343      155,156     10,953

         3.   To approve the CyCare Systems,
              Inc. Director Stock Plan         2,801,113      681,846     18,493


Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits

              Exhibit 27 - Financial Data Schedule

         b.   Form 8-K

              None






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



--------------------------------------------------------------------------------




Date     August 10, 1995
         ----------------------                 -------------------------------
                                                  Mark R. Schonau
                                                  Chief Financial Officer
                                                  Secretary and Treasurer






                              CYCARE SYSTEMS, INC.

                                Index to Exhibits


         27.      Financial Data Schedule