Form 10-Q
period 1995-09-30
CYCARE SYSTEMS INC
filed 1995-11-13
CIK 354888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1995

             ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Transition Period from _______________ to _______________

                         Commission file number 1-9815


                              CYCARE SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                     91-0842322
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


Suite 1000,  7001 North Scottsdale Road,  Scottsdale, Arizona        85253
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number,
including area code...............................................(602) 596-4300


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1995, 5,100,138 shares of common stock were outstanding, net of 997,819 shares of treasury stock.

                                     INDEX

                              CYCARE SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994.                        3

         Condensed  Consolidated  Income  Statements -
         Three months ended September 30, 1995 and 1994;
         Nine months ended September 30, 1995 and 1994.                   4

         Condensed Consolidated Statements of
         Cash Flows - Nine months ended September 30,
         1995 and 1994.                                                   5

         Notes to Condensed Consolidated Financial
         Statements - September 30, 1995.                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                 7 - 8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                9


SIGNATURE                                                                 9
---------

                                     PART I

                             FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                     (In thousands, except per share data)


                                                        Unaudited
                                                           1995          1994
                                                       ----------    ----------
Cash and cash equivalents                              $   16,748    $   13,760
Accounts receivable, net                                    6,713         4,184
Unbilled work at estimated realizable value                 1,927         1,868
Supply and equipment inventories                              727           723
Prepaid and other assets                                    3,153         3,223
                                                       ----------    ----------
      Total Current Assets                                 29,268        23,758

Property and equipment at cost, net                         9,637         9,778
Software products, net                                     10,276         9,353
Goodwill, net                                                 531           545
Other intangibles, net                                        186           252
Other assets                                                  347           296
                                                       ----------    ----------
      Total Assets                                     $   50,245    $   43,982
                                                       ==========    ==========

Current portion of long-term debt                      $    1,311    $    1,546
Accounts payable                                            2,883         1,989
Accrued expenses                                            2,698         2,753
Accrued payroll                                             1,852         1,208
Client deposits and unearned income                           671         1,225
Current and deferred income taxes                             226           137
                                                       ----------    ----------
      Total Current Liabilities                             9,641         8,858
                                                       ----------    ----------
Long-term debt, less current portion                        3,173         4,153
                                                       ----------    ----------
Other long-term liabilities                                 1,846         2,671
                                                       ----------    ----------
Deferred income taxes                                       3,736         3,077
                                                       ----------    ----------
Shareholders' equity:
Common stock                                                   61            61
Capital in excess of par value                             31,009        29,505
Retained earnings                                           9,427         7,114
Less treasury stock                                        (8,648)      (11,457)
                                                       ----------    ----------
      Total Shareholders' Equity                           31,849        25,223
                                                       ----------    ----------
      Total Liabilities and Shareholders' Equity       $   50,245    $   43,982
                                                       ==========    ==========

Book value per share                                   $     6.25    $     5.24

Common shares outstanding excluding treasury
shares of 1,004,319 at September 30, 1995
and 1,280,569 at December 31, 1994.                         5,094         4,817


See notes to condensed consolidated financial statements.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   Periods Ended September 30, 1995 and 1994
                     (In thousands, except per share data)
                                  (Unaudited)


                                              Three Months        Nine Months
                                             1995      1994      1995      1994
                                           -------   -------   -------   -------

Revenues:
   Services                                $11,954   $10,629   $36,327   $32,192
   Systems sales                             3,755     2,334    10,879     6,346
   Interest and dividends                      247       254       650       434
   Other income                                228       206       552       610
                                           -------   -------   -------   -------
                                            16,184    13,423    48,408    39,582
                                           -------   -------   -------   -------

Costs and Expenses:
   Cost of services                          4,630     4,065    13,848    12,121
   Cost of systems sold                      2,778     1,526     7,719     4,454
   Software product amortization               545       556     1,697     1,585
   Research and development                    965     1,202     3,247     3,178
   Selling and administrative                5,370     4,657    16,357    14,470
   Interest                                    110       160       352       334
                                           -------   -------   -------   -------
                                            14,398    12,166    43,220    36,142
                                           -------   -------   -------   -------

Income before income taxes                   1,786     1,257     5,188     3,440
Income taxes                                   644       481     1,920     1,376
                                           -------   -------   -------   -------

      Net Income                           $ 1,142   $   776   $ 3,268   $ 2,064
                                           =======   =======   =======   =======

      Earnings per share                   $   .22   $   .16   $   .63   $   .42
                                           =======   =======   =======   =======

Common and common equivalent
shares used in the calculation
of net income per share                      5,233     4,833     5,174     4,872


See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1994
                                 (In thousands)
                                  (Unaudited)


                                                             1995         1994
                                                         ---------     --------
Operating activities
  Net income                                             $   3,268    $   2,064
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Amortization of goodwill and intangibles                   79           57
     Depreciation and amortization                           1,251        1,332
     Software product amortization                           1,697        1,585
     Provision for losses on accounts
      receivable                                               282          441
     Provision for deferred income taxes                       132          740
     (Gain) loss on sale or retirement of
      equipment                                                  6          (26)
     Changes in operating assets and liabilities:
        Increase in accounts receivable
           and unbilled work                                (2,871)      (1,982)
        Decrease in other assets                                13        2,290
        Increase in accounts payable and
           accrued expenses                                    935          509
        Decrease in contract reserve                                        (25)
        Increase (decrease) in current income
           taxes                                             2,152       (2,303)
        Increase (decrease) in other long-term
           liabilities                                        (825)         284
                                                         ---------    ---------
          Net cash provided by operating activities          6,119        4,966

Investing activities
   Purchase of property and equipment                       (1,122)      (1,435)
   Proceeds from sale of equipment                               3          144
   Capitalized software products                            (2,620)      (2,267)
   Increase in intangible assets                                           (140)
                                                         ---------    ---------
          Net cash used in investing activities             (3,739)      (3,698)


Financing activities
   Proceeds from revolving line of credit
      and long-term borrowings                                            4,100
   Principal payments on revolving line of
      credit, long-term borrowings and
      capital lease obligations                             (1,215)      (5,063)
   Translation adjustment                                      (28)          (1)
   Net proceeds from sale of common stock,
       warrants, options and treasury stock                  1,999        1,062
   Purchase of treasury stock                                 (148)      (6,487)
                                                         ---------    ---------
          Net cash provided by (used in)
           financing activities                                608       (6,389)

          Increase (decrease) in cash
           and cash equivalents                              2,988       (5,121)

Cash and cash equivalents at beginning of period            13,760       18,245
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  16,748    $  13,124
                                                         =========    =========

                              CYCARE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1995


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's third quarter net income increased 47% to $1,142,000 as compared to $776,000 for the same period in 1994. Net income for the first nine months of 1995 totaled $3,268,000 versus $2,064,000 for the corresponding period in 1994, an increase of $1,204,000, or 58%. Demand for the Company's CS3000 and the electronic data interchange (EDI) services offered by CyData, the Company's wholly-owned subsidiary, has continued to fuel the Company's revenue and earnings growth.

Systems revenue for third quarter 1995 increased to $3,755,000 versus $2,334,000 in third quarter 1994, an increase of $1,421,000, or 61%. For the first nine months of 1995, systems revenue has increased $4,533,000, or 71% to $10,879,000 as compared to $6,346,000 for the same period in 1994. Third quarter systems margins were 26% and 35% for 1995 and 1994, respectively, while year to date systems margins were 29% in 1995 and 30% in 1994. Revenues have increased over prior year levels due to sales of the CS3000 system to large medical groups and physician networks. Margins were lower for the quarter due to a shift in the mix of hardware versus software. Also contributing to the decline was an increase in shipments of networking equipment which tends to have lower margins.

Services revenue was $11,954,000 in third quarter 1995, an increase of $1,325,000, or 12% over the comparable period in 1994. Year to date services revenue was $36,327,000 in 1995 as compared to $32,192,000 in 1994, an increase of $4,135,000 or 13%. Services margins for both the quarter and year to date 1995 and 1994 periods remained consistent at approximately 62%. Growth in services revenue is primarily due to increases in monthly license fees and EDI services. The increase in systems sales has also contributed to year over year increases in services revenue such as installations, education, network services and conversions. As anticipated, the Company has seen a decrease in statement revenues as one of its largest medical statement clients has begun reducing the number of statements processed by CyData. Revenue growth in the fourth quarter of 1995 will be affected by the reduction in statement volumes and revenues.

Software product amortization decreased $11,000 or 2% to $545,000 in third quarter 1995 as compared to $556,000 for the corresponding period in 1994. Year to date amortization increased $112,000, or 7% to $1,697,000 in 1995 from $1,585,000 in 1994. The decrease in amortization in third quarter 1995 as compared to third quarter 1994 was primarily due to less amortization from the Company's mature product lines. Amortization of releases of the CS3000 and SpectraMED has caused the year to year increase in amortization.

Net research and development expenses decreased $237,000, or 20% to $965,000 in third quarter 1995 from $1,202,000 in third quarter 1994, while year to year expense levels remained relatively constant. Gross research and development decreased $291,000, or 14% from $1,737,000 in third quarter 1995 as compared to $2,028,000 in third quarter 1994. Year to date gross research and development increased $442,000 or 8% to $5,867,000 in 1995 from $5,445,000 in 1994. The
Company is currently developing new releases of its CS3000 and SpectraMED products. Development is also continuing on the Company's new medical records and enterprise scheduling products.

Selling and administrative expenses during the third quarter of 1995 were $5,370,000 as compared to $4,657,000 in 1994, an increase of $713,000, or 15%.
For the nine month period, selling and administrative costs increased $1,887,000, or 13%, to $16,357,000 in 1995 versus $14,470,000 in 1994. The
Company continues to hire additional sales and marketing personnel to handle the demand for the Company's products and services. As a percentage of revenue, selling and administrative costs were 33% and 34% for the third quarter and year to date periods in 1995 as compared to 35% and 37% for the corresponding periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Significant items affecting cash flow in 1995 were as follows: cash provided from operations was $6,119,000; increase in accounts receivable and unbilled work was $2,871,000; capitalization of software products was $2,620,000; depreciation and amortization, including software product amortization was $3,027,000; principal payments on long term debt were $1,215,000; and, proceeds from stock options exercised were $1,999,000. Cash and cash equivalents as of September 30, 1995 were $16,748,000.

The Company has not committed to any material capital expenditures.

The Company has a $3,500,000 line of credit with a financial institution. The entire line is available as of September 30, 1995.

The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its common stock at prevailing market rates. To-date the Company has purchased 1,342,700 shares at an average price of $8.79. This includes 10,000 shares purchased, at an average price of $14.81 per share, during the first nine months of 1995.

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



--------------------------------------------------------------------------------




Date     November 9, 1995                        /s/ Mark R. Schonau
         ----------------                        -------------------------------
                                                     Mark R. Schonau
                                                     Chief Financial Officer
                                                     Secretary and Treasurer






                              CYCARE SYSTEMS, INC.

                               Index to Exhibits


27.      Financial Data Schedule