Form 10-K
period 1995-12-31
CYCARE SYSTEMS INC
filed 1996-04-01
CIK 354888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995          Commission File No. 1-9815
                             -----------------------
                              CYCARE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              91-0842322
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       7001 North Scottsdale Road
               Suite 1000
           Scottsdale, Arizona                                     85253-3644
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (602) 596-4300

           Securities registered pursuant to Section 12(b)of the Act:

            Title of Class                  Name of Exchange on Which Registered
            --------------                  ------------------------------------
Common Stock, Par Value $.01 Per Share              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            -------------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                             No
                    --------                            --------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 22, 1996: Common Stock, $.01 par value:
$125,115,658.

         The number of shares outstanding of the Registrant's Common Stock as of March 22, 1996: Common Stock, $.01 par value: 5,058,170 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report for the year ended December 31, 1995 (the "Annual Report"), are incorporated by reference into Part II.

         Portions of the Company's Proxy Statement for the Annual Shareholders' Meeting to be held on May 21, 1996 (the "Proxy Statement") are incorporated by reference into Part III.

================================================================================

                                     PART 1

                                ITEM 1. BUSINESS

         CyCare Systems, Inc. (the "Company"), founded in 1967 and incorporated in 1969, is a leading provider of information systems, related support services and electronic data interchange (EDI) services to the health care industry, including physicians, medical group practices, academic practice centers and integrated delivery networks. The Company's services and systems are based primarily on open-systems architecture using software developed or acquired by the Company to improve the productivity and profitability of its customers. Applications include appointment scheduling, patient and member registration information, business office management, electronic claims processing, patient care and patient accounting.

INDUSTRY BACKGROUND

          The  Company  estimates  that  there are over  570,000  physicians  in private practice and approximately 148,000 medical practices in the United States. The economic pressures and informational demands upon physicians and medical practices have increased significantly during the past decade. At the same time, the increased power and decreased cost of computers have made computers an effective information processing solution for a broader range of medical practices. Approximately 70% of physician practices now use computers or computer services for at least some of their information processing requirements.

          The demand for more comprehensive and accurate information processing solutions is expected to continue. Health care cost containment efforts have greatly increased the amount and complexity of required information. At the same time, increased competition has resulted in a greater focus on demonstrating the quality of care delivered to patients. Practice management systems help providers reduce the costs and improve the quality of delivering health care services by automating patient care and administrative processes, ensuring timely access to relevant information, streamlining the storage and retrieval of information, and matching patient needs with available resources.

          The ongoing pressure to contain health care costs is also changing the structure of health care providers and their practice management system requirements. Over the next several years, the majority of practicing physicians are expected to be channeled into ever enlarging networks, group practices, HMOs, and integrated delivery systems (IDS). In addition, the number of third-party payer organizations has increased. At the same time, federal and state governments, which are estimated to be responsible for approximately 30% of physician claims for patient charges as a result of Medicare, Medicaid and other programs, have imposed pricing and reimbursement regulations that significantly complicate billing procedures and increase the information a medical practice must maintain with respect to its patients. Furthermore, health care payers are increasingly transferring the economic risk of health care delivery to providers by shifting from the traditional fee-for-service reimbursement model to managed care reimbursement models, such as payment based on capitation. Under capitation, providers are paid an annual fixed fee per individual to deliver all health care services required by that individual. This reimbursement model encourages health care providers to modify their emphasis from not only treating illness, but also to maintaining wellness. The expansion in the number of managed care and third-party payer organizations, as well as additional governmental regulation and the change in reimbursement models, has greatly increased the complexity of pricing practices, billing procedures and reimbursement policies impacting medical practices. These trends are prompting dramatic change in, and ultimately major expenditures for, physician practice management information systems.

          Other factors also are increasing the demand for more comprehensive and accurate information systems. The growing administrative burdens placed on medical practices have caused physicians to join together in group practices to share administrative costs and achieve economies of scale. The Company believes the movement toward group practices has accelerated the trend toward automation as group practices require the greater efficiency and productivity of an automated system. Not only has there been a movement toward group practices, more recently group practices have been coming together to form larger group practices. In addition, hospitals and insurance companies are buying and/or managing physician practices and networking them into one common system. The general increase in the size and complexity of medical practices has resulted in a greater need for analysis of data and production of timely management information reports which allow physicians and other health care providers to reach informed conclusions regarding the quality and appropriateness of various procedures and practices.

          Technological advances have made more comprehensive, cost-effective computer solutions available to physician practices. While early systems concentrated principally on patient billing and collection activities, systems are now available which record and store clinical information, automate the processing of insurance and third-party payer claims, and integrate the operations of physician practices with larger health care organizations such as hospitals, HMOs and management service organizations (MSO). The Company believes that these various factors will cause medical practices to seek additional and more comprehensive computer-based solutions for their information processing needs.

STRATEGY

          The Company's goal is to be the leading provider of physician practice management systems and services. The Company's strategy includes the following key elements:

* Provide a Strong and Integrated Product Line. In 1993, the Company upgraded its large-group product, the CS3000, the first client/server system in this market segment. In 1994, the Company introduced a new small-group product, the Windows(TM)-based SpectraMED(TM). In 1995, the Company began shipping its comprehensive medical records product, CS-CIS, that has a complete data repository, drug interaction reporting, imaging and outcomes reporting capabilities. The Company will continue to enhance these products and to develop new applications that address the rapidly changing requirements of today's health care environment.

* Provide a Full Range of Transaction Processing Services. The Company currently offers electronic transactions (EDI) such as claims processing, remittance advices, eligibility checking and encounter data. Additional capabilities include statement processing and paper claims for those insurance carriers without electronic submission capabilities.

* Provide Systems Integration Services. The Company's strategy is to provide the core practice management system solution using its open-system architecture, then use its integration expertise to build state-of-the-art communication networks to tie in ancillary systems such as pharmacies, labs, radiology departments, etc. and in today's IDS environment, hospitals.

* Expand National Direct Sales Organization. The Company plans to expand its direct sales organization to market to a larger number of medical practices, MSOs, IDSs, and practice management consultants.

* Strategic Acquisitions. The Company continually evaluates the acquisition of products, services and businesses that are similar or complementary to those offered by the Company. Many of these potential acquisitions would allow the Company to expand its customer base or provide new technologies to existing and future customers. Consistent with this strategy, in December 1995, the Company acquired Richard D. Jugel and Company. This acquisition provided the Company with the ability to process UB-92 (hospital-based) claims electronically.


PRODUCTS AND SERVICES

         The Company's strategy is implemented through two primary business units: Group Practice and CyData, Inc.

          Group Practice

         The Company's Group Practice business unit has served physician groups and other ambulatory care organizations for over 28 years, and it maintains a 20 percent market share in group practices with 25 or more physicians. This business unit is uniquely positioned with a comprehensive range of software applications and services that meet the information processing requirements of smaller practices that are consolidating into larger groups, and for groups that are affiliating with each other to form IDSs. Business solutions offered are in the areas of patient information and registration, business office management, third-party management, electronic claims clearing, prepaid managed care, appointment scheduling and clinical information. In addition to systems, support services such as account management, systems integration and networking, education and training, installation and documentation are also offered. In 1995, this business unit had revenues of $47.7 million versus $40.5 million and $36.5 million in 1994 and 1993, respectively. In 1995, 71% of these revenues were recurring.

         The Company developed its Group Practice products, with the exception of SpectraMED, using client/server based technology to eliminate the dependence on proprietary technology and enable the Company to add and refine applications as technology changes. The hardware platform chosen to run the Company's products is Hewlett Packard's HP 9000, Series 800 business server. This RISC-based platform provides excellent scalability and has one of the best price/performance ratios in the industry.


         CyCare System 3000(TM) (CS3000) . The CS3000 was introduced in late 1993 and is designed for group practices with 12 or more physicians. The CS3000 is a UNIX-based client/server system that features point and click interface technology and optimum flexibility through open-systems architecture which allows integrated access to data from a variety of sources throughout the organization. The CS3000 is designed to improve physician/provider productivity and personnel utilization of its customers. Modules included are patient information and registration, managed care, scheduling and business office management. The patient information and registration module gives instant access to patient, guarantor and insurance coverage information that can be used throughout the product. The system's managed care module is designed to support capitated contracting from both the provider and the payer perspectives and the scheduling module is designed to maximize productivity by automating test schedules, examinations, and procedures. Business office management features are designed to maximize revenue and minimize staffing requirements.

         Clinical Information System (CS-CIS). In August 1995, the Company signed a relicensing agreement with Wang Laboratories, Inc. to market Wang's fully functional electronic medical records systems. CS-CIS is a client/server system that will run on any industry standard 486 or Pentium PC. Its relational database can share data with every database that is compliant with open-systems standards. Because CS-CIS was implemented for open-systems, it interfaces smoothly with multiple UNIX platforms running Novell Netware. CS-CIS fully integrates the entire practice from the front desk to the examining room, regardless of medical specialty, and stores all patient data in a clinical information repository. CS-CIS doesn't replace the CS3000, or any other practice management system; instead, the systems work in tandem to form a sophisticated information network for the ambulatory environment. CS-CIS is designed for the way physicians work intuitively. During an encounter, the physician can check test results or enter information with a pen on digital forms that look like familiar paper forms. Referrals, prescriptions and other ancillary services can be ordered electronically in one easy step. The practice realizes the increased efficiencies as lower overhead and increased profits in a managed care environment.

         Enterprise-wide Scheduling (CS-ES). The Company is currently developing an enterprise-wide scheduling product known as CS-ES. CS-ES is a state-of-the-art achievement based on a sophisticated SQL database for easy access to information. On-line help and user-friendly graphical interface employing Microsoft(R) Windows(TM) cut training time and enable the user to move easily throughout the system. As physician groups combine to form integrated delivery networks, the ability to schedule patient appointments for numerous resources becomes extremely critical to both the cost and quality of care. The CS-ES will allow the physician practice to schedule and coordinate appointments for multiple resources, specialties or departments. Additional features include: daily patient lists, resource usage and no-show reports, patient reminder letters, identification of credit risks, copays, referring physicians, and preauthorization.

         SpectraMED.   In  February  1994,   the  Company  began   shipments  of
SpectraMED, the first full spectrum practice management and patient care solution designed to use the Microsoft(R) Windows(TM) operating system. This state-of-the-art software solution addresses the practice management needs of individual providers and groups of up to 12 physicians. This product offers features such as electronic medical records, live audio and video records that can be stored in the SpectraMED patient file, patient names/alerts, the ability to maintain multiple fee schedules and simplified ad-hoc reporting. SpectraMED is designed to take full advantage of all the EDI and statement processing capabilities of the Company's CyData subsidiary.

          CyData, Inc.

         In 1992, the Company formed a wholly-owned subsidiary named CyData, Inc., that provides solutions to accelerate cash flow, maximize productivity, reduce administrative costs and improve profitability. More than 25 percent of the nation's traditional group practices have streamlined operations through CyData's electronic data interchange (EDI) services, including on-line and roster eligibility, claims, encounters, remittance advice and statement processing. CyData's revenues, including intercompany transaction processing revenues, were $19.0 million, $17.0 million and $13.6 million in 1995, 1994 and 1993, respectively. Intercompany transaction processing revenues were $5.7 million, $5.5 million and $5.1 million in 1995, 1994 and 1993, respectively. These revenues were 100% recurring in 1995. CyData has also initiated a special marketing effort called the Participating Payer Program. Insurance payers that join the Participating Payer Program have agreed to absorb most if not all of the physician's costs to process claims electronically. In return, the payers enjoy a cost savings from reduced paper claims processing. Currently, the clearinghouse formats, edits and processes over four million claims per month.

         Electronic Data Interchange. CyData provides a complete financial processing solution. From the moment a patient walks in the door, health care providers can confirm if a patient is eligible for treatment (on-line or roster eligibility). After providing treatment, the physician or hospital can submit insurance claims or encounter information daily to CyData where it will be edited, formatted to the payer's unique specifications and transmitted to one of the over 500 insurance carriers that accept electronic claims from CyData. The amount the insurer will pay (remittance advice) can be electronically transmitted back to the provider for updating of accounts receivable, without rekeying of data. Physicians and hospitals can then collect the final amount owed by sending a statement to the patient using CyData's statement processing capabilities, as described below.

         Statement Processing. CyData also provides a statement processing service to medical groups to assist with patient billing. Groups submit, via electronic transmission or computer tape, billing information to the Corporate Information Center in Dubuque, Iowa. CyData then prints and mails statements. Processing five million statements each month, the Company has the facilities to process statements more inexpensively and efficiently than the groups can do themselves.

SOFTWARE LICENSING, DEVELOPMENT AND PROTECTION

         The Company does not sell its software to customers. The Company licenses its software to all distributed and in-house/turnkey customers. The standard license agreement provides that, for a specified fee, a customer is granted the non-transferable right to use the Company's software products. Distributed customers are charged lower license fees than non-distributed customers. The Company's initial software licenses are associated with related hardware and all sales are accounted for as systems sales.

         The Company has implemented an innovative software pricing philosophy, Living Software, in the Group Practice business unit. The Company licenses software to customers at a flat rate, including all services and future upgrades. Because of this structure and because "living software" minimizes customer's initial cash flow, brand loyalty is enhanced. This pricing philosophy shifts a portion of the initial software license fee into recurring revenue over the life of the contract and allows customers to protect their investment in software. A portion (usually 10%) of the Company's initial license fee is payable upon execution of a license agreement, with the remainder payable upon delivery and testing of the software. License agreements contain provisions designed to prevent disclosure and unauthorized use of the Company's products. Clients sign license agreements for continuing software use, support and enhancements, generally for a period of three to five years.

         Computer software is subject to rapid changes as a result of internal and external forces, particularly in the rapidly-changing health care market. Internally, changing needs of the customer require software to be flexible, easily modified or completely revised to meet the customer's needs. External factors, such as technological changes in hardware and changing requirements of outside parties (like insurance carriers) may necessitate software enhancements or modifications. To meet these needs, the Company maintains a staff of systems analysts and programmers in Dubuque, Iowa; Omaha, Nebraska; and Scottsdale, Arizona to develop and enhance its products. The Company has also contracted programming from outside sources from time to time. The Company has a number of significant projects currently in development, including: enterprise-wide scheduling, new EDI processes, and various upgrades to CS3000 and CS-CIS.

         The Company capitalizes certain software development costs, primarily coding and testing, which meet recoverability tests. The capitalized costs are then amortized over future periods or written down to their net realizable value, if recoverability tests are not met. Once a software package is developed, the expenses associated with its licensing generally are limited to marketing, installation, support, product updates and administration.

         Net research and development expenses were $4.3 million (7% of revenues) in 1995, $4.1 million (8% of revenues) in 1994, and $4.2 million (9% of revenues) in 1993. The Company anticipates that these expenditures will continue to be approximately 8% of revenues.

           Application software generally cannot be patented. Instead, the Company relies upon contract, trade secret and copyright laws to protect its proprietary knowledge. Customers sign agreements restricting use to their own operations and prohibiting disclosure to third parties. Furthermore, customers generally are not provided with the Company's software source code. Company-prepared manuals are marked as protected under copyright laws. In addition, employees are notified of the confidential nature of the Company's proprietary information and trade secrets and are required to sign non-disclosure agreements. Regardless of these restrictions, it may be possible for competitors to obtain the Company's trade secrets. The Company will seek to protect its rights and to enforce the non-disclosure provisions of its agreements. The names "CyCare" and "CyData" and their associated logos are trademarks of the Company.

EQUIPMENT SALES AND RENTALS AND SOURCES OF SUPPLY

         Through agreements with equipment manufacturers, the Company sells and leases various minicomputers, personal computers, video display terminals and peripheral equipment used in the Company's systems. While customers could purchase or lease identical equipment from other sources, they have not generally done so.

         Most components of CyCare's distributed processing and in-house/turnkey systems, such as IBM mainframes and personal computers, Hewlett-Packard minicomputers and personal computers, Bull Worldwide Information Systems, Inc. minicomputers, Link and Wyse video display terminals and Cincom Systems, Inc. database management software, are purchased from single sources. While alternative sources of minicomputers, video display terminals and software are available to the Company, additional time would be required to adapt the equipment to the Company's requirements. In addition, the use of alternative sources might necessitate redesign or recoding of the Company's application software and could result in some interruption of the delivery of systems. The Company believes its relationships with its suppliers are good. Periodically, the Company reevaluates the equipment and software purchased from suppliers. The Company has entered into a value-added agreement with Hewlett Packard to purchase equipment for resale to its customers.

INSTALLATION, SUPPORT AND TRAINING

         The Company maintains an extensive customer service organization. Specialists assist customers in installation or conversion and provide ongoing support. Services performed by such specialists include planning system options and determining software required, assisting file conversion, implementing operating procedures, training, planning the equipment environment and coordinating with other departments. Other personnel handle the day-to-day contact with the customer concerning such items as requests for supplies, special processing runs, additional services and problem determination. Technical support personnel provide continuing enhancements and improvements to the Company's software and assist customers in communicating with equipment manufacturers. They also furnish custom programming to customers, usually charged on a time and material basis.

         Installation of a system normally commences upon execution of a contract, with installation completed in two to three weeks for SpectraMED clients, and two to six months for CS3000 clients. The equipment supplier installs the hardware used by distributed and in-house/turnkey customers. Installation of software may occur in phases, but initial processing usually begins within two months.

         Initial training on the use of the system is generally included in the cost of the system. In addition, the customer is provided with a user manual describing the features of the system and how to use it effectively. The Company also provides continuing classes to update and train the customer personnel at regional training facilities. The Company periodically schedules state and national user meetings and executive forums, which allow an exchange of ideas and techniques among customers and provide the Company with ideas for future enhancements and products.

CLIENTS, MARKETING AND BACKLOG

         The Company markets its Group Practice products for large physician groups and CyData products and services through sales representatives located in nine offices throughout the country. The Company currently has 24 direct sales people, plus 17 sales support personnel with specific product expertise and 5 telemarketing individuals. The Company's sales representatives are experienced in the computer service field and knowledgeable about the Company's products and services, and are supported by a marketing and technical staff. The Company's SpectraMED product is marketed through a nationwide network of over 150 independent dealers that is supported by the Company's marketing and technical support staffs.

         The Company's customers are principally located throughout the United States. Revenues generated in Canada represent less than 1% of total revenues and are considered insignificant. In 1995, the Company's Canadian subsidiary was dissolved and financial transaction reporting and operational activities were assumed by the Company.

         The Company's services and systems are directed at different health care markets as categorized by its strategic business units. Services and systems have been designed to meet the specific requirements for each of these markets.

         The Company's backlog for equipment sales and software licenses was $1,355,000 at March 22, 1996 and $4,890,000 at March 17, 1995. All of the March
22, 1996 backlog is expected to be filled in the current fiscal year.

COMPETITION

         Competition is intense in the market served by the Company. The industry is highly fragmented and includes numerous competitors. The Company believes that the most important factors in a potential customer's evaluation of its services and systems are reliability, functional/technical capabilities, price, future flexibility, data security, support services and cost effectiveness. The Company continues to focus on increasing customer satisfaction as a method of improving potential customers' perceptions and adding value to its products. Improvement has been seen based on the increased number of customer reference sites and customer retention. The Company believes it is one of the largest providers of computer information processing services and systems to physicians and medical group practices. Competitors include other computer service companies, equipment manufacturers and consulting firms, some of which are substantially larger and have greater financial, marketing and personnel resources than the Company. Neither the Company nor any competitor is believed by the Company to have a 10% or greater share of the current market.

COMMUNICATION NETWORK AND DATA SECURITY

         The Company supplies its services through a nationwide data communications network consisting of leased and WATS telephone lines. Data stations or video display terminals located on customer premises are connected through one of these networks to the Company's computer facility.

         Computer accessibility is critical to the success of an on-line system, such as the Company's shared system. In 1995, the Company's computer facility was operational for over 99% of the Company's customers' normal working hours.

         CyCare has a diagnostic system which monitors its leased telephone lines to detect sources of degradation in data received. The Company maintains a remote diagnostic system for problem solving and training customer personnel. This system allows the Company's technical personnel to immediately communicate with a customer's computer rather than having to visit the customer's location.

         The Company maintains confidentiality and security due to the nature of the information it processes. The Company restricts data access for shared customers, restricts physical access to its computer facility and requires its employees to sign agreements acknowledging the confidentiality of information processed. Customer information is duplicated and transferred to an off-site location on a daily basis.

EMPLOYEES

         As of March 8, 1996, the Company employed approximately 486 persons, including 46 sales representatives, 144 employees engaged in providing installation services and continuing support and 106 systems analysts and programmers involved in research and development and continuing maintenance of CyCare's systems and programs, the balance being administrative, operations and clerical employees.

         Systems analysts and programmers are in short supply and, consequently, competition for such personnel is intense. The Company believes that its future success will be dependent in part upon recruiting and retaining qualified technical personnel as well as other employees. CyCare considers its employee relations to be good.

GOVERNMENT REGULATION

         The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care facilities. During the past several years, the health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Many lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the operating environment for the Company's customers. Health care providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and related services. Cost containment measures instituted by health care providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its products and related services. The Company cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on its business, financial condition and results of operations.


                               ITEM 2. PROPERTIES

         The Company's principal processing and development operation is located in approximately 114,000 square feet of a nine-story commercial office building in Dubuque, Iowa, purchased by the Company in September 1986. In 1994, the Company refinanced the building and it is currently subject to a mortgage being amortized over five years with payments ending in April 1999. The building has approximately 215,000 leasable square feet. Space not needed by CyCare will continue to be leased to other tenants. The Company leases approximately 33,000 square feet for its corporate headquarters in Scottsdale, Arizona. The Company also leases office space in various United States cities for terms generally not exceeding five years. Offices are located in Atlanta, Chicago, Dallas, Minneapolis, Omaha, San Diego and Bedminster, New Jersey and are equipped to service all aspects of the Company's business. The Company considers these facilities to be adequate for its present and anticipated needs.


                            ITEM 3. LEGAL PROCEEDINGS

         As of the date hereof, there are no legal proceedings pending against or involving the Company that in the opinion of management could result in a materially adverse change in the business or financial condition of the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                  ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT


Name                      Age    Position with the Company
- ----                      ---    -------------------------

Jim H. Houtz              60     Chairman of the Board of Directors,  President
                                 and Chief  Executive Officer
David H. Koeller          48     President of Group Practice
Mark R. Schonau           39     Chief Financial Officer, Secretary/Treasurer
Bill W. Childs            56     Senior Vice President
Randy L. Skemp            39     Senior Vice President
Carolyn S. Haupert        52     Senior Vice President


         Mr. Houtz has been Chief Executive Officer since founding the Company in 1967, and has served as a director since its incorporation in 1969. In January 1994, he was also named President of the Company.

         Mr. Koeller joined the Company in 1970 and has held various positions in operations and client services. He was named Vice President - Operations in 1979, Senior Vice President - Operations, Corporate Information Center in 1986, and Executive Vice President - Group Practice Systems in 1989. In October 1990, he was named Executive Vice President - Technical Services and Development. In January 1994, he was named President of Group Practice.

         Mr. Schonau joined the Company in May 1988, as Corporate Controller. In November 1988, he was appointed Secretary/Treasurer. In 1989, he was appointed Chief Financial Officer. Prior to joining the Company, he was a Senior Manager with Ernst & Whinney (currently Ernst & Young LLP).

         Mr. Childs joined the Company in April 1995 as Senior Vice President. From 1984 until his employment by the Company in 1995, Mr. Childs was President and Chief Executive Officer of Health Data Analysis, Inc., a health care publishing and consulting organization.

         Mr. Skemp joined the Company in January 1983, as an Operations Supervisor. In 1985, Mr. Skemp was named to Manager of Credit Union Sales and Telemarketing. In 1988, he assumed the position of Director of Commercial and Distribution Services in Data Clearing and in 1990 was named Director of Account Management for the central and eastern regions of the United States. In January 1993, Mr. Skemp was named Vice President and then Senior Vice President in May 1994.

         Ms. Haupert joined the Company in August 1974 and has held various management positions. She was named Manager of Clinical Development in 1983; Director-Application Support in May 1985; Director of Product Development in January 1988, and Director of Data Clearing Products and Services in June 1991. Ms. Haupert was named Vice President in January 1993 and subsequently named Senior Vice President in January 1995.


                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         Certain information in response to this item is incorporated herein by reference from "Shareholder Information" on page 27 of the Annual Shareholders' Report.

                         ITEM 6. SELECTED FINANCIAL DATA

         Information in response to this item is incorporated herein by reference from "Eleven - Year Comparison of Selected Financial Data" on page 26 of the Annual Shareholders' Report.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         Information in response to this item is incorporated herein by reference from "Management's Discussion and Analysis" on pages 12 and 13 of the Annual Shareholders' Report.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information in response to this item is incorporated herein by reference from the "Consolidated Financial Statements" on pages 14 through 24 of the Annual Shareholders' Report.

         "Quarterly Results" on page 24 of the Annual Shareholders' Report is incorporated herein by reference.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
                              FINANCIAL DISCLOSURE

         None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information in response to this item is incorporated herein by reference from "Election of Directors" on pages 1 and 2 and "Compliance with
Section 16(a) under the Securities Exchange Act of 1934" on page 15 of the Proxy Statement and from "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

         Certain information in response to this item is incorporated herein by reference from "Board Compensation Committee Report on Executive Compensation," "Performance Graph," "Summary Compensation Table," "Director Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" on pages 8 through 14 of the Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated herein by reference from "Security Ownership of Certain Beneficial Owners and Management" on page 7 of the Proxy Statement.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated herein by reference from "Certain Relationships and Related Transactions" on pages 14 and 15 of the Proxy Statement.


                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a)(1) Financial Statements

                                                                                                 Page in
                                                                                        Annual Shareholders' Report
                                                                                        ---------------------------
       Incorporated by reference in Part II, Item 8 of this report:

       Report of Ernst & Young LLP, Independent Auditors                                           25

       Consolidated Balance Sheets at December 31, 1995 and 1994                                   14

       Consolidated Statements of Income for the Years Ended
          December 31, 1995, 1994 and 1993                                                         15


                                                                                                  Page in
                                                                                        Annual Shareholders' Report
                                                                                        ---------------------------
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993                                                         16

        Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 1995, 1994 and 1993                                             17

        Notes to Consolidated Financial Statements                                             18 through 24

     (2) Financial Statement Schedules
                                                                                                  Page in
                                                                                                 Form 10-K
                                                                                                 ---------
        Included in Part IV of this report:

        Consent of Independent Auditors on Consolidated Financial Statements                        18

        Schedule II - Valuation and Qualifying Accounts                                             19

        Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3)Information with respect to this item is contained in Item 14(c) hereof and is incorporated herein by reference.

(b)     Reports on Form 8-K

        None

(c)     Exhibits


                                                                                            Page in Sequential
                                                                                              Numbering Where
                                                                                              Exhibit Appears
        Exhibit Number                  Description                                         or Manner of Filing
        --------------                  -----------                                         -------------------

           3-A               Restated Certificate of Incorporation                                   i

           3-B               By-Laws                                                                 i

           4                 The Shareholder Rights Agreement dated                                  ii
                                May 15, 1989

           10-A(a)           Long-Term Incentive Plan of the Company dated                         Page __
                                March 1, 1995, as amended

           10-B(a)           Employee Stock Purchase Plan of the Company,                          Page __
                                dated November 25, 1987, as amended


                                                                                            Page in Sequential
                                                                                              Numbering Where
                                                                                              Exhibit Appears
        Exhibit Number                               Description                            or Manner of Filing
        --------------                               -----------                            -------------------

           10-C(a)           Director Stock Plan of the Company,                                   Page ____
                                dated October 14, 1994

           10-D(b)           Proprietary Systems, License and Services Agreement                     iii
                                dated June 30, 1984 between Cincom Systems, Inc.
                                and the Company, as amended

           10-E(b)           Form of OEM Agreement between Honeywell                                 iv
                                Information Systems, Inc. and the Company

           10-F(a)           The Company's 401(k) Savings Plan, as amended                           iii

           10-G(a)           Retirement Plan of the Company dated May 1, 1974,                       iii
                                as amended

           10-H(b)           Amendment to Value Added Reseller Agreement for                         v
                                Equipment,  Products and Services  dated October
                                9, 1991, between Bull HN Information Systems and
                                the  Company.  (This is an amendment to the Form
                                of OEM Agreement between  Honeywell  Information
                                Systems, Inc. and the Company)

           10-I(b)           Reseller Start-Up Purchase Agreement for Equipment,                     v
                                software and services dated September 27, 1991
                                between Hewlett-Packard and the Company

           10-J              Marketing Agreement dated September 30, 1986,                           i
                                between Computer Associates International, Inc.
                                and the Company, as amended

           10-K(b)           Renewal of Remarketer Agreements for IBM Products                       vi
                                dated September 15, 1992, between IBM and the
                                Company

           10-L(b)           Addendum to Reseller Start-Up Purchase Agreement for                    vi
                                Equipment, Software and Services dated August 25,
                                1992, between Hewlett-Packard and the Company

           10-M(b)           Private Label Reseller Agreement for Software and                       v
                                Services dated October 22, 1991, between Vision
                                Software, Inc. and the Company


                                                                                            Page in Sequential
                                                                                              Numbering Where
                                                                                              Exhibit Appears
        Exhibit Number                               Description                            or Manner of Filing
        --------------                               -----------                            -------------------

           10-N(a)           Consulting Agreement between Jim H. Houtz,                              vi
                                Chairman of the Board and Chief Executive Officer,
                                and the Company dated January 2, 1993

           10-O(a)           Employment Agreement between Mark R. Schonau,                         Page ____
                                Chief Financial Officer, Secretary and Treasurer,
                                and the Company dated November 3, 1995

           10-P(a)           Executive Severance Agreement between Mark R. Schonau,                  vi
                                Chief Financial Officer, Secretary and Treasurer,
                                and the Company dated October 20, 1992

           10-Q(a)           Supplemental Retirement Agreement between Jim H.                        vii
                                Houtz, Chairman of Board, Chief Executive and
                                President and the Company dated December 28, 1993

           10-R(b)           Exchange of Business Agreement dated June 22, 1993,                     vii
                                between Datamedic Corporation and the Company

           10-S(b)           Software Purchase Agreement dated June 7, 1993,                         vii
                                between Health Software, Inc. and the Company

           10-T(b)           Software Program License Agreement executed                             vii
                                January 4, 1993, between Resource Information
                                Management Systems, Inc. and the Company

           10-U(c)           Reseller Agreement between Wang Laboratories, Inc.                    Page ____
                                and the Company dated August 31, 1995

           13                Annual Report to Security Holders for the fiscal                      Page ____
                                year ended December 31, 1995

           21                Subsidiaries of the Registrant                                        Page ____

           23                Consent of Ernst & Young LLP                                          Page ____

           27                Financial Data Schedule                                               Page ____


                (a)           Management   contract  or  compensatory   plan  or
                              arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                (b) Confidential treatment granted as to portions thereof.

                (c) Confidential treatment requested as to portions thereof.


                i Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                ii Incorporated by reference to the Company's Report on Form 8-K dated May 9, 1989.

                iii Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

                iv Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

                v Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

                vi Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

                vii Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CYCARE SYSTEMS, INC.

DATE:      March 26, 1996                          /s/ Mark R. Schonau
                                                   -------------------
                                                      Mark R. Schonau
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

                 Signature                          Capacity

     /s/        Jim H. Houtz           Director, Chairman of  the Board of
   -------------------------------        Directors, President and Chief
                Jim H. Houtz                     Executive Officer


     /s/       Mark R. Schonau               Chief Financial Officer,
   -------------------------------            Secretary and Treasurer
               Mark R. Schonau


     /s/      Frank H. Bertsch                       Director
   -------------------------------
              Frank H. Bertsch


     /s/    Richard J. Burgmeier                     Director
   -------------------------------
            Richard J. Burgmeier


   -------------------------------                   Director
            A. Theodore Engkvist


     /s/  James L. Schamadan, M.D.                   Director
   -------------------------------
          James L. Schamadan, M.D.

                                                                     Schedule II
                              CYCARE SYSTEMS, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions
                                     Balance at       charged to                                       Balance
     Allowance for                    beginning        costs and                                       at end
   doubtful accounts                 of period          expenses            Deductions               of period
   -----------------                 ---------          --------            ----------               ---------

Year ended December 31, 1993        $   884,000      $ 1,353,000       $ (1,189,000) (a)(d)        $ 1,048,000
Year ended December 31, 1994        $ 1,048,000      $   544,000       $   (837,000) (a)           $   755,000
Year ended December 31, 1995        $   755,000      $   389,000       $   (324,000)               $   820,000

                                                       Additions
                                     Balance at       charged to                                       Balance
                                      beginning        costs and                                       at end
Reserve for lease loss               of period          expenses            Deductions               of period
- ----------------------               ---------          --------            ----------               ---------

Year ended December 31, 1993        $   140,000                        $   (140,000) (c)           $         0
Year ended December 31, 1994        $         0                        $           0               $         0
Year ended December 31, 1995        $         0                        $           0               $         0

                                                       Additions
                                     Balance at       charged to                                       Balance
    Amortization of                   beginning        costs and                                       at end
   software products                 of period          expenses            Deductions               of period
   -----------------                 ---------          --------            ----------               ---------

Year ended December 31, 1993        $ 8,350,000      $ 5,953,000       $ (5,387,000) (b)(d)        $ 8,916,000
Year ended December 31, 1994        $ 8,916,000      $ 2,168,000       $ (7,170,000) (e)           $ 3,914,000
Year ended December 31, 1995        $ 3,914,000      $ 5,801,000       $ (4,600,000) (b)(e)        $ 5,115,000

                                                       Additions
                                     Balance at       charged to                                       Balance
    Amortization of                   beginning        costs and                                       at end
       goodwill                      of period          expenses            Deductions               of period
       --------                      ---------          --------            ----------               ---------

Year ended December 31, 1993        $ 2,618,000      $ 4,004,000       $ (6,455,000) (b)(d)        $   167,000
Year ended December 31, 1994        $   167,000      $    18,000                                   $   185,000
Year ended December 31, 1995        $   185,000      $    19,000                                   $   204,000

                                                       Additions
                                     Balance at       charged to                                       Balance
    Amortization of                   beginning        costs and                                       at end
   other intangibles                 of period          expenses            Deductions               of period
   -----------------                 ---------          --------            ----------               ---------

Year ended December 31, 1993        $ 5,344,000      $   796,000       $ (4,063,000) (b)(d)        $ 2,077,000
Year ended December 31, 1994        $ 2,077,000      $    65,000                                   $ 2,142,000
Year ended December 31, 1995        $ 2,142,000      $    97,000                                   $ 2,239,000


- ----------
(a)    Uncollectible accounts written off, net of recoveries.
(b) Software product capitalization, goodwill, and intangibles written off in connection with the Company's strategic redirection.
(c)    Deductions relating to payments on lease.
(d) Software product capitalization, goodwill, intangibles and accounts receivable written off in connection with the sale of the Company's Practice Management business unit.
(e)    Remove fully amortized accounts.