Form 10-Q
period 1996-03-31
CYCARE SYSTEMS INC
filed 1996-05-15
CIK 354888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 24, 1996, 5,064,295 shares of common stock were outstanding, net of 1,033,662 shares of treasury stock.

                                      INDEX

                              CYCARE SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION                                        PAGE NO.
- ------------------------------                                        --------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -
        March 31, 1996 and December 31, 1995.                           3

        Condensed Consolidated Income Statements -
        Three months ended March 31, 1996 and 1995.                     4

        Condensed Consolidated Statements of Cash Flows -
        Three months ended March 31, 1996 and 1995.                     5

        Notes to Condensed Consolidated Financial
        Statements - March 31, 1996.                                    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                7 - 8


PART II.  OTHER INFORMATION
- ----------------------------

        Item 5. Other Information                                       9


        Item 6. Exhibits and Reports on Form 8-K.                       9


SIGNATURES                                                             10
- ----------------------------

                                     PART I
                              FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                      (In thousands, except per share data)

                                                          Unaudited
                                                            1996         1995
                                                          ---------    -------
Cash and cash equivalents                                 $ 12,317     $ 13,570
Accounts receivable, net                                     7,714        6,975
Unbilled work at estimated realizable value                  1,974        1,922
Supply and equipment inventories                               995        1,000
Prepaid and other assets                                     3,423        3,378
Deferred income taxes                                            6           42
                                                          --------     --------
         Total Current Assets                               26,429       26,887

Property and equipment at cost, net                          9,847        9,806
Software products, net                                       8,074        7,587
Goodwill, net                                                  931          938
Other intangibles, net                                         704          754
Other assets                                                   271          301
                                                          --------     --------
         Total Assets                                     $ 46,256     $ 46,273
                                                          ========     ========

Current portion of long-term debt                         $  1,288     $  1,300
Accounts payable                                             2,308        2,563
Accrued expenses                                             2,276        3,270
Accrued payroll                                              1,674        1,021
Client deposits and unearned income                            952          824
Income taxes payable                                           814          302
                                                          --------     --------
         Total Current Liabilities                           9,312        9,280
                                                          --------     --------
Long-term debt, less current portion                         2,533        2,853
                                                          --------     --------
Other long-term liabilities                                  1,590        1,674
                                                          --------     --------
Deferred income taxes                                        2,476        2,381
                                                          --------     --------
Shareholders' equity:
Common stock                                                    61           61
Capital in excess of par value                              31,400       31,436
Retained earnings                                            9,283        8,110
Less treasury stock                                        (10,399)      (9,522)
                                                          --------     --------
         Total Shareholders' Equity                         30,345       30,085
                                                          --------     --------
         Total Liabilities and Shareholders' Equity       $ 46,256     $ 46,273
                                                          ========     ========
Book value per share                                         $6.00        $5.90

Common shares outstanding excluding treasury shares of
1,039,787 at March 31, 1996 and 1,003,037 at
December 31, 1995.                                           5,058        5,095

See notes to condensed consolidated financial statements

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  1996                1995
                                                -------             -------
Revenues:
   Services                                     $12,686             $12,048
   Systems sales                                  2,621               3,361
   Interest and dividends                           191                 195
   Other income                                     146                 157
                                               --------            --------
                                                 15,644              15,761
                                               --------            --------

Costs and Expenses:
   Cost of services                               4,636               4,597
   Cost of systems sold                           1,504               2,376
   Software product amortization                    443                 582
   Research and development                       1,267               1,187
   Selling and administrative                     5,845               5,248
   Interest                                          87                 123
                                               --------            --------
                                                 13,782              14,113
                                               --------            --------

Income before income taxes                        1,862               1,648
Income taxes                                        689                 635
                                               --------            --------

         Net Income                             $ 1,173             $ 1,013
                                               ========            ========

         Earnings per share                        $.23                $.20
                                               ========            ========

Common and common equivalent shares used
in the calculation of earnings per share          5,189               5,094

See notes to condensed consolidated financial statements

                      CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS Three Months Ended March 31, 1996 and 1995
                                 (In thousands)
                                   (Unaudited)
                                                                   1996             1995
                                                                 --------         ---------
Operating activities
  Net income                                                     $  1,173         $  1,013
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of goodwill and intangibles                          57               27
     Depreciation and amortization                                    435              416
     Software product amortization                                    443              582
     Provision for losses on accounts receivable                      107              103
     Provision for deferred income taxes                              131              207
     Loss on sale or retirement of equipment                            5                1
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled work                        (898)          (1,856)
        Other assets                                                  (10)            (299)
        Accounts payable and accrued expenses                        (466)            (298)
        Income taxes payable                                          557              453
        Other long-term liabilities                                   (84)             (42)
                                                                 --------          --------
             Net cash provided by operating activities              1,450              307

Investing activities
   Purchase of property and equipment                                (486)            (531)
   Proceeds from sale of equipment                                      4                0
   Capitalized software products                                     (931)            (989)
                                                                 --------         --------
          Net cash used in investing activities                    (1,413)          (1,520)


Financing activities
   Principal payments on revolving line of credit,
      long-term borrowings and capital lease obligations             (332)            (542)
   Translation adjustment                                               0              (28)
   Net proceeds from sale of common stock, warrants, options
      and treasury stock                                               68            1,412
   Purchase of treasury stock                                      (1,026)            (148)
                                                                 --------         --------
          Net cash provided by (used in) financing activities      (1,290)             694

          Decrease in cash and cash equivalents                    (1,253)            (519)

Cash and cash equivalents at beginning of period                   13,570           13,760
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 12,317         $ 13,241
                                                                 ========         ========

See notes to condensed consolidated financial statements

CYCARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1996


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's first quarter 1996 net income was $1,173,000, an increase of $160,000, or 16%, as compared to the first quarter of 1995. First quarter revenues were $15,644,000 as compared to $15,761,000 in 1995, a 1% decrease, attributed to reduced systems sales. Systems revenues for the first quarter 1996 were $2,621,000, down 22%, or $740,000, from $3,361,000 reported in the first quarter of 1995. The reduction in systems sales can be attributed primarily to the increasing complexity of, and longer and more involved, negotiating cycles. In the first quarter, this resulted in the delay of the anticipated award of several contracts, which adversely affected systems revenues. Quarterly systems margin percentages grew from 29% to 43% from 1995 to 1996, as a result of a more favorable mix of higher-margin software versus hardware in the systems sold.

Services revenues increased 5% to $12,686,000 during the first quarter of 1996 as compared to $12,048,000 for the first quarter of 1995. The increase in services revenues was primarily due to increases in support and networking services and monthly license fees for the Company's CS3000 customers, and additional services revenue as a result of the fourth quarter 1995 acquisition of R.D. Jugel and Company. These increases were partially offset by the significant reduction of statement business from a client in the second half of 1995. Services margins improved slightly to 63%, up from 62% in the previous quarter.

Software product amortization was $443,000 in the first quarter of 1996, a decrease of 24% from the first quarter of the previous year. The reduction of amortization costs is attributable to a technology charge recorded by the Company in the fourth quarter of 1995. The charge related primarily to previously developed software technology, which the Company is replacing with more advanced products.

Gross research and development dollars for 1996 were comparable to those reported in 1995. Net research and development increased $80,000, or 7%, to $1,267,000. The increase is the result of a reduction in the capitalization of various software products.

Selling and administrative expenses were $5,845,000 during the first quarter of 1996, an increase of $597,000, or 11%, over first quarter 1995. As a percentage of revenues, selling and administrative costs were 37% of total revenues as compared to 33% for the same quarter in 1995. The increase in these costs is mainly due to the expansion of the Company's sales and marketing teams, which focus primarily on the new electronic medical records product, CS-CIS.

First quarter 1996 interest expense decreased $36,000, or 29%, from the first quarter of 1995 because of average debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

Significant items affecting cash flow during the first quarter of 1996 were as follows: cash provided from operations was $1,450,000; purchase of property and equipment was $486,000; capitalization of software products was $931,000; principal payments on long-term debt were $332,000; and, purchase of treasury stock was $1,026,000. Cash and cash equivalents as of March 31, 1996 were $12,317,000.

The Company has not committed to any material capital expenditures.

The Company has a $3,500,000 line of credit with a financial institution. The entire line is available as of March 31, 1996.

The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its common stock at prevailing market rates. To date, the Company has purchased 1,455,700 shares at an average price of $10.03 per share. This includes 43,000 shares purchased at an average price of $23.86 per share during the first quarter of 1996.

The Company anticipates that funds generated from operations and the Company's remaining cash and cash equivalents will be sufficient to meet its working capital requirements, debt obligations and to finance any capital expenditures.


RECENT DEVELOPMENTS

See "Letter of Intent with HBOC" in Part II, Item 5 for information regarding a letter of intent between the Company and HBO & Company.

                                     PART II

                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         Letter of Intent with HBOC

         On May 10, 1996, the Company and HBO & Company ("HBOC") jointly announced that they had signed a letter of intent, dated May 9, 1996 (the "Letter of Intent") whereby HBOC will acquire the Company in a merger transaction. Under the terms of the Letter of Intent, each share of the Company's common stock ("CyCare Common Stock") would be exchanged for .43 of a share of HBOC common stock ("HBOC Common Stock"). If the average HBOC Common Stock closing price during the twenty (20) consecutive trading days ending on the third trading day before the date of the Company's special meeting of stockholders to consider the merger (a) falls below $106.50, the exchange ratio would be adjusted upward to preserve a minimum value to the Company's stockholders of $45.79 per share of CyCare Common Stock, or (b) exceeds $125.50, the exchange ratio would be adjusted downward to limit the Company's stockholders to a maximum value of $53.96 per share of CyCare Common Stock. The proposed merger is subject to customary conditions, including the execution of a mutually acceptable merger agreement and the approval of the Boards of Directors of the Company and HBOC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           Exhibit No.       Description
           -----------       -----------
           27                Financial Data Schedule

     (b)   Reports on Form 8-K

           During the quarter ended March 31, 1996, and the period ended May 13, 1996, the Company did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


- --------------------------------------------------------------------------------




Date May 13, 1996                       /s/ Mark R. Schonau
     ----------------------             -------------------------------
                                                Mark R. Schonau
                                                Chief Financial Officer
                                                Secretary and Treasurer