Form 10-Q
period 1996-06-30
CYCARE SYSTEMS INC
filed 1996-08-14
CIK 354888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: JUNE 30, 1996

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Transition Period from _______________ to _______________

                          Commission file number 1-9815


                              CYCARE SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                     91-0842322
- -------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


Suite 1000, 7001 North Scottsdale Road, Scottsdale, Arizona          85253
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number,
including area code...........................................(602) 596-4300


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 12, 1996, 5,067,670 shares of common stock were outstanding, net of 1,030,287 shares of treasury stock.

                                      INDEX

                              CYCARE SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION                                                                          PAGE NO.
- ------------------------------                                                                          --------

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995.                                                        3

               Condensed  Consolidated Income Statements Three months ended June
               30, 1996 and 1995; Six months ended June 30, 1996 and 1995.                                 4

               Condensed Consolidated Statements of
               Cash Flows - Six months ended June 30,
               1996 and 1995.                                                                              5

               Notes to Condensed Consolidated Financial
               Statements - June 30, 1996.                                                                 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                                            7 - 8


PART II.  OTHER INFORMATION
- ----------------------------

Item 4.        Submission of Matters to a Vote of
               Security Holders                                                                            9

Item 5.        Other Information                                                                           9

Item 6.        Exhibits                                                                                    10


SIGNATURE                                                                                                  10
- ----------

                                     PART I

                              FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                      (In thousands, except per share data)

                                                                     Unaudited
                                                                       1996                  1995
                                                                     ---------             --------
Cash and cash equivalents                                            $  9,963              $ 13,570
Accounts receivable, net                                               11,845                 6,975
Unbilled work at estimated realizable value                             2,054                 1,922
Supply and equipment inventories                                        1,038                 1,000
Prepaid and other assets                                                3,515                 3,378
Deferred income taxes                                                     561                    42
                                                                     --------              --------
         Total Current Assets                                          28,976                26,887

Property and equipment at cost, net                                     9,837                 9,806
Software products, net                                                  8,641                 7,587
Goodwill, net                                                             924                   938
Other intangibles, net                                                    653                   754
Other assets                                                              288                   301
                                                                     --------              --------
         Total Assets                                                $ 49,319              $ 46,273
                                                                     ========              ========

Current portion of long-term debt                                    $  1,279              $  1,300
Accounts payable                                                        4,073                 2,563
Accrued expenses                                                        3,143                 3,270
Accrued payroll                                                         1,811                 1,021
Client deposits and unearned income                                     1,117                   824
Current and deferred income taxes                                         350                   302
                                                                     --------              --------
         Total Current Liabilities                                     11,773                 9,280
                                                                     --------              --------
Long-term debt, less current portion                                    2,213                 2,853
                                                                     --------              --------
Other long-term liabilities                                               377                 1,674
                                                                     --------              --------
Deferred income taxes                                                   3,161                 2,381
                                                                     --------              --------
Shareholders' equity:
Common stock                                                               61                    61
Capital in excess of par value                                         31,333                31,436
Retained earnings                                                      10,574                 8,110
Less treasury stock                                                   (10,173)               (9,522)
                                                                     --------              --------
         Total Shareholders' Equity                                    31,795                30,085
                                                                     --------              --------
         Total Liabilities and Shareholders' Equity                  $ 49,319              $ 46,273
                                                                     ========              ========

Book value per share                                                    $6.27                 $5.90

Common shares outstanding excluding treasury shares of
1,030,287 at June 30, 1996 and 1,003,037 at
December 31, 1995.                                                      5,068                 5,095

           See notes to condensed consolidated financial statements.

                          CONDENSED CONSOLIDATED INCOME
                        STATEMENTS Periods Ended June 30,
                       1996 and 1995 (In thousands, except
                                 per share data)
                                   (Unaudited)

                                                             Three Months                       Six Months
                                                        1996         1995                1996         1995
                                                      -------      -------             -------      -------
Revenues:
   Services                                           $12,766      $12,325             $25,452      $24,373
   Systems sales                                        5,413        3,763               8,034        7,124
   Interest and dividends                                 146          208                 337          403
   Other income                                           111          167                 257          324
                                                      -------      -------             -------      -------
                                                       18,436       16,463              34,080       32,224
                                                      -------      -------             -------      -------

Costs and Expenses:
   Cost of services                                     4,744        4,621               9,380        9,218
   Cost of systems sold                                 3,714        2,565               5,218        4,941
   Software product amortization                          408          570                 851        1,152
   Research and development                             1,288        1,095               2,555        2,282
   Selling and administrative                           6,161        5,739              12,006       10,987
   Interest                                                87          119                 174          242
                                                      -------      -------             -------      -------
                                                       16,402       14,709              30,184       28,822
                                                      -------      -------             -------      -------

Income before income taxes                              2,034        1,754               3,896        3,402
Income taxes                                              743          641               1,432        1,276
                                                      -------      -------             -------      -------

         Net Income                                   $ 1,291      $ 1,113             $ 2,464      $ 2,126
                                                      =======      =======             =======      =======

         Earnings per share                              $.25         $.21                $.47         $.41
                                                      =======      =======             =======      =======

Common and common equivalent shares used
in the calculation of net income per share              5,223        5,205               5,206        5,158

            See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                 (In thousands)
                                   (Unaudited)

                                                                                   1996                  1995
                                                                                 --------              --------
Operating activities
  Net income                                                                     $  2,464              $  2,126
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of goodwill and intangibles                                         115                    53
     Depreciation and amortization                                                    898                   839
     Software product amortization                                                    851                 1,152
     Provision for losses on accounts receivable                                      188                   200
     Provision for deferred income taxes                                              261                    63
     Loss on sale or retirement of equipment                                            7                     3
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled work                                      (5,190)               (2,177)
        Other assets                                                                 (163)                 (760)
        Accounts payable and accrued expenses                                       2,466                  (167)
        Current income taxes                                                          127                 1,234
        Other long-term liabilities                                                (1,297)                 (658)
                                                                                 --------              --------
             Net cash provided by operating activities                                727                 1,908

Investing activities
   Purchase of property and equipment                                                (940)                 (891)
   Proceeds from sale of equipment                                                      6                     3
   Capitalized software products                                                   (1,905)               (1,848)
                                                                                 --------              --------
          Net cash used in investing activities                                    (2,839)               (2,736)


Financing activities
   Principal payments on revolving line of credit,
      long-term borrowings and capital lease obligations                             (661)                 (884)
   Translation adjustment                                                                                   (28)
   Net proceeds from sale of common stock, warrants,
      options and treasury stock                                                      192                 1,831
   Purchase of treasury stock                                                      (1,026)                 (148)
                                                                                 --------              --------
          Net cash provided by (used in) financing
          activities                                                               (1,495)                  771

          Decrease in cash and cash equivalents                                    (3,607)                  (57)

Cash and cash equivalents at beginning of period                                   13,570                13,760
                                                                                 --------              --------
Cash and cash equivalents at end of period                                       $  9,963              $ 13,703
                                                                                 ========              ========

            See notes to condensed consolidated financial statements.

CYCARE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1996


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company's net income for the three months ended June 30, 1996 increased 16% to $1,291,000 as compared to $1,113,000 for the corresponding prior year period. Net income for the first six months of 1996 increased to $2,464,000 from $2,126,000, or 16%, a year ago. These increases are the result of additional demand for the Company's CS3000 system and the electronic data interchange (EDI) services offered by CyData, the Company's wholly-owned subsidiary.

For the second quarter, systems sales hit an eight year high of $5,413,000 versus $3,763,000, up 44% or $1,650,000 compared to second quarter 1995. Year to date systems sales increased to $8,034,000 from $7,124,000, up 13% or $910,000. Quarter to quarter, systems margins decreased slightly to 31%. Year to date margins increased 4% over a year ago to 35%. This increase in margin is attributable to additional software sales which typically reflect a higher margin. Aggressive sales efforts in the Company's CS3000 and SpectraMED products contributed to the $1,159,000 increase in year over year software sales.

The Company reported services revenues for the second quarter of $12,766,000 compared to $12,325,000 during the second quarter 1995, an increase of $441,000 or 4%. Year to date services revenues totaled $25,452,000 up 4% or $1,079,000, from $24,373,000 a year ago. Growth in these revenues is attributable to an increase in ancillary services associated with the CS3000 and SpectraMED products, primarily software maintenance, systems integration, conversions and installations. CyData year to date claims volumes increased to 26,000,000 from approximately 22,000,000 a year ago. CyData continues to expand its remittance and eligibility functions to further enhance its suite of EDI products.

Margins on services revenues remained constant for the quarter at 63% as compared to the second quarter 1995. Year over year margins increased slightly to 63% from 62% in the prior year.

Second quarter software product amortization decreased to $408,000 from $570,000, down $162,000, or 28%. Year to date amortization decreased to $851,000 from $1,152,000, down $301,000, or 26% from the prior year. During the fourth quarter of 1995, the Company recorded a technology charge for previously developed software products. 1996 amortization decreased from prior year as a result of this charge.

Net research and development expenses totaled $1,288,000 as compared to $1,095,000, an increase of $193,000, or 18% from the comparable period last year. On a year to date basis, net expense increased to $2,555,000 from $2,282,000, up $273,000, or 12% from a year ago. These expenses increased as the Company continues its concentration on further enhancements to its core products.

Selling and administrative expenses for the second quarter increased to $6,161,000 versus $5,739,000 in the second quarter 1995, an increase of 7% or $422,000. Year to date selling and administrative expenses increased to $12,006,000 from $10,987,000 the prior year, an increase of 9% or $1,019,000.
Much of this increase can be attributed to additional staffing in the sales and sales support areas of the Company's various business units. Incentive compensation directly related to the Company's 1996 performance also led to the increase in selling and administrative expenses for the year.

Interest expense continues to decrease as the Company's outstanding debt is reduced. Second quarter expenses totaled $87,000 as compared to $119,000 a year ago, a decrease of $32,000 or 27%. Year to date interest expense decreased to $174,000 from $242,000 in 1995, a decrease of $68,000 or 28%.


LIQUIDITY AND CAPITAL RESOURCES

Significant items affecting cash flow in 1996 were as follows: cash provided from operations was $727,000; purchases of property and equipment were $940,000; capitalization of software products was $1,905,000; principal payments on long term debt were $661,000; and, purchase of treasury stock was $1,026,000. Cash and cash equivalents as of June 30, 1996 were $9,963,000.

The Company has not committed to any material capital expenditures.

The Company has a $3,500,000 line of credit with a financial institution. The entire line was available as of June 30, 1996

The Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of its common stock at prevailing market rates. To date, the Company has purchased 1,455,700 shares at an average price of $10.03 per share. This includes 43,000 shares purchased at an average price of $23.86 per share during the first six months of 1996.

The Company anticipates that funds generated from operations and the Company's remaining cash and cash equivalents will be sufficient to meet its working capital requirements, debt obligations and to finance any capital expenditures.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Shareholder's Meeting held on May 21, 1996, the shareholders elected by a vote of 4,333,213 for and 243,491 abstain to elect Jim H. Houtz and James L. Schamadan, M.D. for additional terms on the Company's Board of Directors. The following directors continued their term of office after the meeting: Richard J. Burgmeier, A. Theodore Engkvist and Frank H. Bertsch.

         The following  proposals  were also  approved at the  Company's  Annual
         Meeting:

         1. Approval of the Amendment to Certificate of Incorporation to increase authorized shares of common stock.

                     For: 2,774,208                  Against: 1,802,496

         2. Approval of the CyCare Systems,Inc. 1995 Long-Term Incentive plan.

                     For: 2,080,360    Against: 1,967,365     Non-Vote: 528,979


ITEM 5.  OTHER INFORMATION

         Merger Agreement with HBOC

         The Company, HBO & Company ("HBOC") and HBO & Company of Georgia ("HBOC-GA") have executed an Agreement of Merger dated May 18, 1996 (the "Merger Agreement") that provides, subject to the terms and conditions thereof, for the merger of the Company with and into HBOC-GA (the "Merger"). Under the terms of the Merger Agreement, each share of the Company's common stock ("CyCare Common Stock") would be exchanged for .86 of a share of HBOC common stock ("HBOC Common Stock"), subject to possible adjustment. If the average HBOC Common Stock closing price during the twenty (20) consecutive trading days ending on the third trading day before the date of the Company's special meeting of stockholders to consider the Merger (a) falls below $52.25, the exchange ratio would be adjusted upward to preserve a minimum value to the Company's stockholders of $44.93 per share of CyCare Common Stock, or (b) exceeds $65.00, the exchange ratio would be adjusted downward to limit the Company's stockholders to a maximum value of $55.90 per share of CyCare Common Stock. The proposed merger is subject to customary conditions, including, but not limited to, approval of the stockholders of the Company.

         All regulatory approvals have been received. A special meeting of the Company's stockholders has been called to vote on the Merger and will be held at 9:00 A.M. on August 21, 1996.

ITEM 6.  EXHIBITS

    (a)  Exhibits

         Exhibit No.                         Description
         -----------                         -----------
         27                                  Financial Data Schedule


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



- --------------------------------------------------------------------------------




Date     August 13, 1996                           Mark R. Schonau
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